Form 10-K/A
period 2013-12-31
COMM 2013-CCRE8 Mortgage Trust
filed 2014-05-22
CIK 1575686

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
                              (Amendment No. 1)

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

     Not applicable.


   EXPLANATORY NOTES

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 28, 2014 (the "Original Form 10-K") is (i) to file an amended and restated Report of Assessment of Compliance with Servicing Criteria for Situs Holdings, LLC, as Special Servicer and as Special Servicer of the Moffett Towers Phase II Mortgage Loan, (in such capacities, "Situs"), dated April 24, 2014, as a replacement to the Report of Assessment of Compliance with Servicing Criteria of Situs, dated
  March 26, 2014, filed as Exhibit 33.6 of the Exhibits, Financial Statement Schedules under Items 15 to the Original Form 10-K, (ii) to file a revised Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for Situs, dated April 24, 2014, as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Situs, dated March 13, 2014, filed as Exhibit 34.6 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such amendment and restatement being made to clarify the servicing criteria applicable to Situs.

  (The remainder of the explanatory notes below are repeated from the Original Form 10-K.)

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

        33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)

        33.4  Park Bridge Lender Services LLC, as Operating Advisor
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)

        33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan

        33.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)

        33.8 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)

        33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Phase II Mortgage Loan
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)

        33.10 Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as Exhibit
              33.10 to the Original Form 10-K and incorporated by reference herein)

        33.11 Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)

        33.12 U.S. Bank National Association, as Trustee of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

        33.13 Citibank, N.A., as Certificate Administrator of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)

        33.14 CoreLogic Commercial Real Estate Services, Inc., as
              Servicing Function Participant of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)

        33.15 National Tax Search, LLC, as Servicing Function
              Participant of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)

        33.16 U.S. Bank National Association, as Servicing Function Participant of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)

        33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building
              Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)

        33.19 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)

        34.4  Park Bridge Lender Services LLC, as Operating Advisor (filed as
              Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)

        34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan

        34.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)

        34.8 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)

        34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Phase II Mortgage Loan
              (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)

        34.10 Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)

        34.11 Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)

        34.12 U.S. Bank National Association, as Trustee of the 375
              Park Avenue Mortgage Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

        34.13 Citibank, N.A., as Certificate Administrator of the 375 Park Avenue Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)

        34.14 CoreLogic Commercial Real Estate Services, Inc., as
              Servicing Function Participant of the 375 Park Avenue
              Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)

        34.15 National Tax Search, LLC, as Servicing Function
              Participant of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)

        34.16 U.S. Bank, National Association, as Servicing Function Participant of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)

        34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)

        34.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building
              Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)

        34.19 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan
              (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.3 Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)

        35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.5 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

        35.6  Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)

        35.7  Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)

        35.8  Citibank, N.A., as Certificate Administrator of the 375
              Park Avenue Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)

        35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Paramount Building Mortgage Loan (filed as
              Exhibit 35.10 to the Original Form 10-K and incorporated by reference herein)


 99.1 Mortgage Loan Purchase Agreement, dated as of June 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of June 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated by reference herein).

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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)




   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   May 21, 2014




   /s/ Natalie D. Grainger
   Natalie D. Grainger, Vice President


   Date:   May 21, 2014



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

        33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)

        33.4  Park Bridge Lender Services LLC, as Operating Advisor
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)

        33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan

        33.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)

        33.8 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)

        33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Phase II Mortgage Loan
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)

        33.10 Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as Exhibit
              33.10 to the Original Form 10-K and incorporated by reference herein)

        33.11 Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)

        33.12 U.S. Bank National Association, as Trustee of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

        33.13 Citibank, N.A., as Certificate Administrator of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)

        33.14 CoreLogic Commercial Real Estate Services, Inc., as
              Servicing Function Participant of the 375 Park Avenue Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)

        33.15 National Tax Search, LLC, as Servicing Function
              Participant of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)

        33.16 U.S. Bank National Association, as Servicing Function Participant of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)

        33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)

        33.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building
              Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)

        33.19 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan
              (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)

        34.4  Park Bridge Lender Services LLC, as Operating Advisor (filed as
              Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)

        34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)

        34.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan

        34.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)

        34.8 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)

        34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Phase II Mortgage Loan
              (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)

        34.10 Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)

        34.11 Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan
              (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)

        34.12 U.S. Bank National Association, as Trustee of the 375
              Park Avenue Mortgage Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

        34.13 Citibank, N.A., as Certificate Administrator of the 375 Park Avenue Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)

        34.14 CoreLogic Commercial Real Estate Services, Inc., as
              Servicing Function Participant of the 375 Park Avenue
              Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)

        34.15 National Tax Search, LLC, as Servicing Function
              Participant of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)

        34.16 U.S. Bank, National Association, as Servicing Function Participant of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)

        34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)

        34.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building
              Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)

        34.19 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan
              (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)


   35   Servicer compliance statement.

        35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.3 Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)

        35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers
              Phase II Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.5 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

        35.6  Wells Fargo Bank, National Association, as Primary
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)

        35.7  Wells Fargo Bank, National Association, as Special
              Servicer of the 375 Park Avenue Mortgage Loan (filed as
              Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)

        35.8  Citibank, N.A., as Certificate Administrator of the 375
              Park Avenue Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)

        35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount
              Building Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)

        35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Paramount Building Mortgage Loan (filed as
              Exhibit 35.10 to the Original Form 10-K and incorporated by reference herein)


 99.1 Mortgage Loan Purchase Agreement, dated as of June 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of June 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of June 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated by reference herein).